Form 10-Q
period 2021-06-30
SVF Investment Corp. 2
filed 2021-08-10
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of August
10
, 2021, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 2
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,638,738	$—
Prepaid expenses	1,245,105	7,430

Total current assets	2,883,843	7,430
Investments held in Trust Account	230,004,264	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$232,888,107	$134,180

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$31,195	$9,000
Accrued expenses	184,825	100,000
Due to related party	149,767	—
Note payable - related party	—	17,750

Total current liabilities	365,787	126,750
Deferred underwriting commissions	8,050,000	—

Total liabilities	8,415,787	126,750

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 and 0 shares issued and outstanding, subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 and 0 shares issued and outstanding as of June 30, 2021 and December 30, 2020, respectively	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 30, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,528,331)	(17,570)

Total shareholders’ equity (deficit)	(5,527,680)	7,430

Total Liabilities and Shareholders’ Equity (Deficit)	$232,888,107	$134,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$258,757	$450,495
General and administrative expenses - related party	26,156	$40,000

Loss from operations	(284,913)	(490,495)
Other income
Income from investments held in Trust Account	3,496	4,264

Net loss	$(281,417)	$(486,231)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,000,000	23,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	6,510,000	5,934,365

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.04)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of shares in initial public offering, gross	23,000,000	2,300	—	—	229,997,700	—	230,000,000
Offering costs	—	—	—	—	(12,648,878)	—	(12,648,878)
Sale of private placement shares to Sponsor	760,000	76	—	—	7,599,924	—	7,600,000
Shares subject to possible redemption	(21,975,373)	(2,198)	—	—	(219,751,532)	—	(219,753,730)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	1,784,627	178	5,750,000	575	5,221,639	(222,385)	5,000,007
Accretion of Class A ordinary shares subject to redemption	(1,024,627)	(102)	—	—	(5,221,639)	(5,024,529)	(10,246,270)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance - June 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,528,331)	$(5,527,680)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(486,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(4,264)
General and administrative expenses paid by related party under note payable	45,840
Changes in operating assets and liabilities:
Prepaid expenses	(1,218,075)
Accounts payable	24,004
Accrued expenses	101,381
Due to related party	98,267

Net cash used in operating activities	(1,439,078)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(364,934)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,600,000
Offering costs paid	(4,157,250)

Net cash provided by financing activities	233,077,816

Net increase in cash	1,638,738

Cash - beginning of the period	—

Cash - end of the period	$1,638,738

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$7,190
Offering costs included in accrued expenses	$83,444
Offering costs paid by related party under note payable	$272,744
Offering costs included in due to related party	$51,500
Reversal of offering costs included in accrued expenses in prior year	$100,000
Prepaid expenses paid by related party through note payable	$19,600
Outstanding accounts payable balance paid by related party under note payable	$9,000
Deferred underwriting commissions	$8,050,000
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from December 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is SVF Sponsor II (DE) LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, the Company consummated its Initial Public Offering of 23,000,000 Class A ordinary shares (the “Public Shares”), including the 3,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.1 million was for deferred underwriting commissions (see Note 5). On April 22, 2021, the underwriters made a payment to the Company in an amount of $460,000 to reimburse certain of the expenses in connection with its Initial Public Offering.
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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.5 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loans proceeds from the Company’s Sponsor of $300,000 as well as advances of approximately $65,000.
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds of $7.6 million from the consummation of the Private Placement not held in the Trust Account.
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
As of June 30, 2021, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
There were no Class A ordinary shares outstanding as of December 31, 2020. As of June 30, 2021, Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

As of June 30, 2021
Initial carrying value of the Class A ordinary shares subject to redemption at March 31, 2021	$219,753,730
Plus:
Accretion of carrying value to redemption value	10,246,270

Class A ordinary shares subject to possible redemption	$230,000,000

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.
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
Non-redeemable
ordinary shares do not participate in the income or loss from investments.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$3,496	$4,264
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares subject to possible redemption	$3,496	$4,264

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	23,000,000	23,000,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-redeemable ordinary shares
Numerator: Net Loss minus Net Earnings
Net loss	$(281,416)	$(486,231)
Net income allocable to Class A ordinary shares subject to possible redemption	3,496	4,264

Non-redeemable net loss	$(284,912)	$(490,495)

Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	6,510,000	5,934,365

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.04)	$(0.08)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 “Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $40,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $40,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of June 30, 2021,
approximately
$110,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 22, 2021, the underwriters made a payment to the Company in an amount of $460,000 to reimburse certain of the expenses in connection with its Initial Public Offering.
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
Note 6 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 760,000 Class A ordinary shares issued and outstanding. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2019, there were 5,750,000 Class B ordinary shares outstanding.
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
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$230,004,264	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021 and December 31, 2020.
Note
8
— Revision to Prior Period Financial Statements
During the course of preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2021, the Company identified a misstatement related to the Company’s the initial recognition of the shares subject to redemption in the Company’s previously issued unaudited financial statements for the quarter ended March 31, 2021, filed on Form 10-Q on May 13, 2021.
The Public Shares subject to redemption were recognized at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. The Company determined that the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $230,000,000.
The effect of the revision on specific line items in the Company’s previously issued unaudited financial statement for the quarter ended March 31, 2021, filed on Form 10-Q on May 13, 2021 is as follows:

As of March 31, 2021 (in USD)	As Reported	Revision	If Revised

Total assets	233,041,168		233,041,168
Total liabilities	8,287,431		8,287,431
Class A ordinary shares subject to possible redemption	219,753,730	10,246,270	230,000,000
Total shareholders’ equity	5,000,007	(10,246,270)	(5,246,263)
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.6 million in operating bank account, and working capital of approximately $2.5 million.
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
For the three months ended June 301, 2021, we had net loss of approximately $281,000, which consisted of approximately $285,000 in general and administrative expenses, including approximately $26,000 of general and administrative expenses to related party, partly offset by approximately $3,000 in income from investments held in the Trust Account.

For the six months ended June 301, 2021, we had net loss of approximately $486,000, which consisted of approximately $490,000 in general and administrative expenses, including approximately $40,000 of general and administrative expenses to related party, partly offset by approximately $4,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $40,000 of such expenses in the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $40,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of June 30, 2021, approximately $110,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
Critical Accounting Policies
Investments Held in Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
As of June 30 2021, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Shares
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods.
Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.
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
Non-redeemable
ordinary shares do not participate in the income or loss from investments.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 “Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
During the course of preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2021, we identified a misstatement related to the initial recognition of the shares subject to redemption in our previously issued unaudited financial statements for the quarter ended March 31, 2021, filed on Form 10-Q on May 13, 2021.
The Public Shares subject to redemption were recognized at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. The Company determined the ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $230,000,000.
The effect of the revision on specific line items in previously issued unaudited financial statement for the quarter ended March 31, 2021, filed on Form 10-Q on May 13, 2021 can be found in Note 8 of the notes to unaudited condensed Financial Statements.
Evaluation of Disclosure Controls and Procedures
In connection with the revision on specific line items in previously issued unaudited financial statement for the quarter ended March 31, 2021, filed on Form 10-Q on May 13, 2021, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its initial recognition of the shares subject to redemption.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the quarter ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously filed financial statements described above had not yet been identified.
In light of the revision of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 10, 2021 and the Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 13, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 760,000 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of $7.6 million.
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.
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
We paid a total of approximately $4.6 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $8.1 million in underwriting discounts and commissions. On April 28, 2021, the underwriters reimbursed $460,000 for certain of the expenses in connection with our Initial Public Offering.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: August 10, 2021	SVF INVESTMENT CORP. 2
	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer