Form 10-Q
period 2021-09-30
SVF Investment Corp. 2
filed 2021-11-12
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(650)
562 - 8100
Registrant’s telephone number, including area code
SVF Investment II Corp.
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
As of November
10
, 2021, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 2
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,638,738	$—
Prepaid expenses	1,047,306	7,430

Total current assets	2,686,044	7,430
Investments held in Trust Account	230,007,797	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$232,693,841	$134,180

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$34,905	$9,000
Accrued expenses	177,789	100,000
Due to related party	224,321	—
Note payable - related party	—	17,750

Total current liabilities	437,015	126,750
Deferred underwriting commissions	8,050,000	—

Total liabilities	8,487,015	126,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and -0- shares issued and outstanding, at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 and -0- shares issued and outstanding as of September 30, 2021 (excluding 23,000,000 shares subject to possible redemption) and December 3 1 , 2020, respectively	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 3 1 , 2021 and December 3 1 , 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,793,825)	(17,570)

Total shareholders’ equity (deficit)	(5,793,174)	7,430

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$232,693,841	$134,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$239,027	$689,522
General and administrative expenses - related party	30,000	70,000

Loss from operations	(269,027)	(759,522)
Other income
Income from investments held in Trust Account	3,533	7,797

Net loss	$(265,494)	$(751,725)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,760,000	17,754,725

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	5,750,000	5,560,440

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor	760,000	76	—	—	7,599,924	—	7,600,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(7,624,349)	(5,024,529)	(12,648,878)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,246,914)	(5,246,263)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance - June 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,528,331)	$(5,527,680)
Net loss	—	—	—	—	—	(265,494)	(265,494)

Balance - September 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,793,825)	$(5,793,174)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(751,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(7,797)
General and administrative expenses paid by related party under note payable	45,840
Changes in operating assets and liabilities:
Prepaid expenses	(1,020,276)
Accounts payable	27,715
Accrued expenses	94,344
Due to related party	172,821

Net cash used in operating activities	(1,439,078)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)

Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(364,934)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement	7,600,000
Offering costs paid	(4,157,250)

Net cash provided by financing activities	233,077,816

Net increase in cash	1,638,738

Cash - beginning of the period	—

Cash - end of the period	$1,638,738

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$7,190
Offering costs included in accrued expenses	$83,444
Offering costs paid by related party under note payable	$272,744
Offering costs included in due to related party	$51,500
Reversal of offering costs included in accrued expenses in prior year	$100,000
Prepaid expenses paid by related party through note payable	$19,600
Outstanding accounts payable balance paid by related party under note payable	$9,000
Deferred underwriting commissions	$8,050,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from December 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $2.2 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loans proceeds from the Company’s Sponsor of $300,000 as well as advances of approximately $65,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the
 proceeds of $7.6 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of man
a
gement, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
Revision to Previously Reported Financial Statements
As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments and earnings per share disclosure requirements, the Company revisited its application of ASC 480-10-S99 in relation to valuation of Class A Ordinary Shares Subject to Possible Redemption and adopted the disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” as discussed in Note 2. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the errors and has determined that the related impacts were not material to the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on March 17, 2021, and Form 10-Qs, but that correcting the cumulative impact of such errors would be significant to the Company’s unaudited condensed statements of operations for the three and nine months ended September 30, 2021 and the unaudited condensed statement of changes in shareholders’ equity (deficit) for the three and nine months ended September 30, 2021. Further, Note 2 - Net Income (Loss) per Ordinary Shares and Note 6 - Class A Ordinary Shares Subject to Possible Redemption have been updated to reflect the revision. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering date resulted in a decrease of approximately
$5.1 million in additional paid-in capital and an increase of approximately $5.5 million to accumulated deficit, as well as a reclassification of 1,055,472 shares of Class A ordinary shares from permanent equity to temporary equity.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Exchange Act)
are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirem
e
nts that apply to
non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly
,
23,000,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the acc
r
etion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes
a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.
Accretion associated with the redeemable Class A ordinary
shares
is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(213,763)	$(51,731)	$(572,446)	$(179,279)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,760,000	5,750,000	17,754,725	5,560,440

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

Note 3 - Initial Public Offering
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
Note 4 -
Related Party Transactions
Founder Shares
On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. The holders of the Founder Shares agreed to forfeit up to an aggregate of 750,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters
, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares are no longer subject to forfeiture.
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares and the Forward Purchase Investor agreed not to transfer, assign or sell any of its Forward purchase until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations a
n
d the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination
, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in
order
to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.

The Company incurred $30,000 and $70,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $70,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
As of September 30, 2021, approximately $154,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
Note 5 -
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s
Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
As of September 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of September 30, 2021
Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,648,878)
Plus:
Accretion of carrying value to redemption value	12,648,878

Class A ordinary shares subject to possible redemption	$230,000,000

Note 7 - Shareholders’ Equity
Preference Shares
-
The
Company is authorized to issue 1,000,000 preference sh
a
res with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary
Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.
As of September 30, 2021, there were 23,760,000
shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 6).
Class
 B Ordinary Shares
-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. Of the
5,750,000
Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2021 and December 31, 2019, there were 5,750,000 Class B ordinary shares outstanding.
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding the number of Class A ordinary shares to be sold pursuant to the Private Placement Shares Purchase Agreement and the Forward Purchase Agreement and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued to the Sponsor, its affiliates or any member of the management
team upon conversion of Working Capital Loans. In no
event
will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-
one
.
Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$230,007,797	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy
for the nine months ended September 30, 2021 and December 31, 2020.
Note 9 - Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.6 million in operating bank account, and working capital of approximately $2.2 million.
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
For the three months ended September 30, 2021, we had net loss of approximately $265,000, which consisted of approximately $269,000 in general and administrative expenses, including approximately $30,000 of general and administrative expenses to related party, partly offset by approximately $4,000 in income from investments held in the Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $752,000, which consisted of approximately $760,000 in general and administrative expenses, including approximately $70,000 of general and administrative expenses to related party, partly offset by approximately $8,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $70,000 of such expenses in the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $70,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2021, approximately $154,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
The effect of the revision in previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on March 17, 2021, and Form 10-Qs can be found in Note 2 of the notes to unaudited condensed Financial Statements.
Evaluation of Disclosure Controls and Procedures
In connection with the revision in previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on March 17, 2021, and Form 10-Qs, our management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective solely as a result of its initial recognition of the shares subject to redemption.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the quarter ended September 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.
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

Dated: November 10, 2021	SVF INVESTMENT CORP. 2
	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer