Form 10-Q/A
period 2021-03-31
SVF Investment Corp. 2
filed 2022-02-10
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No.1)

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2021, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to SVF Investment Corp. 2, formerly known as SVF Investment II Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of SVF Investment Corp. 2 (the “Company”) as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “First Amended Filing”).
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 12, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with guidance on redeemable equity instruments in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, the Company had revised its financial information to classify all Class A ordinary shares subject to possible redemption in temporary equity. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the Affected Periods (as defined below).
Therefore, on December 7, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial information included in the Company’s Quarterly Report on
Form 10-Q for
the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; (ii) unaudited interim financial information included in the Company’s Quarterly Report on
Form 10-Q for
the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021; and (iii) unaudited interim financial information included in the Company’s Quarterly Report on
Form 10-Q for
the quarterly period ended September 30, 2021, filed with the SEC on November 12, 2021 (collectively, the “Affected Periods”), should be restated to classify all Class A ordinary shares subject to possible redemption in temporary equity and, where applicable, to restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares and should no longer be relied upon. As such, the Company will restate its financial information for the Affected Periods. The unaudited condensed financial information for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on
Form 10-Q/A for
the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Forms
10-Q/A”).
Considering such restatement, such financial information, as well as the relevant portions of any communication which describes or are based on such financial information, should no longer be relied upon.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness exists in the Company’s internal control over accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective during the Affected Periods. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part I to the Forms
10-Q/A.

SVF INVESTMENT CORP. 2
Form
10-Q/A
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited) (Restated)
Assets
Current assets:

Cash	$1,096,398	$—
Due from underwriter	460,000	—
Prepaid expenses	1,399,582	7,430
Due from related party	84,420	—

Total current assets	3,040,400	7,430
Investments held in Trust Account	230,000,768	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$233,041,168	$134,180

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$63,805	$9,000
Accrued expenses	159,782	100,000
Due to related party	13,844	—
Note payable - related party	—	17,750

Total current liabilities	237,431	126,750
Deferred underwriting commissions	8,050,000	—

Total liabilities	8,287,431	126,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares issued and outstanding at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 and 0 shares issued and outstanding (excluding 23,000,000 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)(2)	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,246,914)	(17,570)

Total shareholders’ equity (deficit)	(5,246,263)	7,430

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$233,041,168	$134,180

(1)
This number included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On March 11, 2021, the underwriters exercised the over-allotment option, in full; thus, these shares are no longer subject to forfeiture (See Note 4)

(2)
On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. (See Note 4)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (RESTATED)

General and administrative expenses	$191,739
General and administrative expenses - related party	13,844

Loss from operations	(205,583)

Income from investments held in Trust Account	768

Net loss	$(204,815)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	5,366,667

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	5,352,333

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2021 (RESTATED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor in private placement, net of offering costs	760,000	76	—	—	7,589,370	—	7,589,446
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(7,613,795)	(5,024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,246,914)	$(5,246,263)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (RESTATED)

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
(Restated)
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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated between the Private Placement Shares and the Public Shares based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Private Placement Shares were charged against shareholders’ equity (deficit). Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity (deficit). At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2021,
23,000,000
 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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
Net Loss per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended March 31, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares

Basic and diluted net loss per ordinary share:
Numerator:

Allocation of net loss	$(102,544)	$(102,271)
Denominator:
Basic and diluted weighted average ordinary share outstanding	5,366,667	5,352,333

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheet.
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
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with certain investors (the “Forward Purchase Investors”), which provided for the purchase of $100 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investors may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to the Company’s own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
As of March 31, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,638,324)
Plus:
Accretion of carrying value to redemption value	12,638,324

Class A ordinary shares subject to possible redemption	$230,000,000

Note 7 — Shareholders’ Equity (Deficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 23,760,000 and 0 Class A ordinary shares outstanding, of which 23,000,000 and 0 Class A ordinary shares were subject to possible redemption and classified outside of permanent equity (deficit) in the unaudited condensed balance sheet (see Note 6), respectively.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of Ma
r
ch 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account	$230,000,768	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2021.
Note 9 — Restatement of Previously Reported Financial Statements
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 12, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with
ASC 480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the affected periods. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial information to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
The following tables contain unaudited quarterly financial information for the quarterly period ended March 31, 2021 that has been updated to reflect the restatement. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended March 31, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 1.0 million Class A ordinary shares from permanent equity to temporary equity.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$233,041,168	—	$233,041,168
Total liabilities	$8,287,431	—	$8,287,431
Class A ordinary shares subject to possible redemption	219,753,730	10,246,270	230,000,000
Preference shares	—	—	—
Class A ordinary shares	178	(102)	76
Class B ordinary shares	575	—	575
Additional paid-in capital	5,221,639	(5,221,639)	—
Accumulated deficit	(222,385)	(5,024,529)	(5,246,914)
Total shareholders’ equity (deficit)	$5,000,007	$(10,246,270)	$(5,246,263)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$233,041,168	$—	$233,041,168
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the three months ended March 31, 2021 in the table below:

Statement of Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of Class A ordinary shares in initial public offering, gross	$230,000,000	$(230,000,000)	$—
Offering costs	$(12,648,878)	$12,648,878	$—
Sale of private placement shares to Sponsor in private placement	$7,600,000	$(7,600,000)	$—
Shares subject to possible redemption	$(219,753,730)	$219,753,730	$—
Sale of private placement shares to Sponsor in private placement, net of offering costs	$—	$7,589,446	$7,589,446
Accretion of Class A ordinary shares subject to redemption	$—	$(12,638,324)	$(12,638,324)
Total shareholders’ equity (deficit)	$5,000,007	$(10,246,270)	$(5,246,263)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$219,445,280	$(219,445,280)	$—
Change in value of Class A ordinary shares subject to possible redemption	$308,450	$(308,450)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three months ended March 31, 2021:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) — three months ended March 31, 2021

Weighted average shares outstanding	21,945,997	(16,579,330)	5,366,667
Basic and diluted earnings per ordinary share	$—	$(0.02)	$(0.02)

	EPS for non-redeemable ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) — three months ended March 31, 2021

Weighted average shares outstanding	5,598,267	(245,934)	5,352,333
Basic and diluted earnings per ordinary share	$(0.04)	$0.02	$(0.02)
Note 10 — Subsequent Events
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
Forward Purchase Agreement
We entered into a forward purchase agreement (a “Forward Purchase Agreement”) with certain investors (the “Forward Purchase Investors”), which provided for the purchase of $100 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. We and the Forward Purchase Investors may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to our own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).

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
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
Net Loss per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended March 31, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Dated: Fe bruary 10, 20 22	SVF INVESTMENT CORP. 2
	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer