Form 10-Q/A
period 2021-06-30
SVF Investment Corp. 2
filed 2022-02-10
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of SVF Investment Corp. 2 (the “Company”) as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 10, 2021 (the “First Amended Filing”).
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

SVF INVESTMENT CORP. 2
Form
10-Q/A
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,638,738	$—
Prepaid expenses	1,245,105	7,430

Total current assets	2,883,843	7,430
Investments held in Trust Account	230,004,264	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$232,888,107	$134,180

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$31,195	$9,000
Accrued expenses	184,825	100,000
Due to related party	149,767	—
Note payable - related party	—	17,750

Total current liabilities	365,787	126,750
Deferred underwriting commissions	8,050,000	—

Total liabilities	8,415,787	126,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 200,000,000 shares authorized; 23,000,000 and 0 shares issued and outstanding at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $ 0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 and 0 shares issued and outstanding (excluding 23,000,000 and -0- shares subject to possible redemption) as of June 30, 2021 and December 30, 2020, respectively	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2021 and December 30, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,528,331)	(17,570)

Total shareholders’ equity (deficit)	(5,527,680)	7,430

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$232,888,107	$134,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (RESTATED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$258,757	$450,495
General and administrative expenses - related party	26,156	$40,000

Loss from operations	(284,913)	(490,495)
Other income
Income from investments held in Trust Account	3,496	4,264

Net loss	$(281,417)	$(486,231)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,00,000	14,232,044

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	6,510,000	5,934,365

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (RESTATED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor in private placement, net of offering costs	760,000	76	—	—	7,589,370	—	7,589,446
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(7,613,795)	(5, 024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,246,914)	(5,246,263)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance - June 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,528,331)	$(5,527,680)

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
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to de
v
elop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets
.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2021,
23,000,000
 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

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
Net Loss per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:

Allocation of net loss	$(219,336)	$(62,081)	$(353,148)	$(143,083)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	14,232,044	5,934,365

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet
.
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
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with certain investors (the “Forward Purchase Investors”), which provided for the purchase of $100 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investors may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to the Company’s own share under ASC Topic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).
Note
6
—
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of Initial Public Offering, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
The Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,638,324)
Plus:
Accretion of carrying value to redemption value	12,638,324

Class A ordinary shares subject to possible redemption	$230,000,000

Note 7 — Shareholders’ Equ
ity (De
ficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference
shares
with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 23,760,000
Class A ordinary shares issued and outstanding, of which 23,000,000 Class A ordinary shares were subject to possible redemption, and classified outside of permanent equity (deficit) in the unaudited condensed balance sheet (see Note 6). There were no Class A ordinary shares issued and outstanding at December 31, 2020.
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
Transfers to/
from
Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021 and December 31, 2020.

Note
9
—
Restatement of Previously Reported Financial Statement
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the affected periods. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial information to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
The following tables contain unaudited quarterly financial information for the quarterly period ended June 30, 2021 that has been updated to reflect the restatement. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended June 30, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the three months ended June 30, 2021 in the table below:

Statement of Shareholders’ Equity (Deficit) as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Accretion of Class A ordinary shares subject to redemption	$(10,246,270)	$10,246,270	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and six months ended June 30, 2021:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (June 30, 2021) - three months ended June 30, 2021

Weighted average shares outstanding	23,000,000	—	23,000,000
Basic and diluted earnings per ordinary share	$—	$(0.01)	$(0.01)

Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	23,000,000	(8,767,956)	14,232,044
Basic and diluted earnings per ordinary share	$—	$(0.02)	$(0.02)

	EPS for non-redeemable ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Weighted average shares outstanding	6,510,000	—	6,510,000
Basic and diluted earnings per ordinary share	$(0.04)	$0.03	$(0.01)

Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Weighted average shares outstanding	5,934,365	—	5,934,365
Basic and diluted earnings per ordinary shar e	$(0.08)	$0.06	$(0.02)
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended June 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

Dated: February 10, 2022	SVF INVESTMENT CORP. 2
	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer