Form 10-Q/A
period 2021-09-30
SVF Investment Corp. 2
filed 2022-02-10
CIK 1837238

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of SVF Investment Corp. 2 (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “First Amended Filing”).
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
The Company’s management has concluded that a material weakness exists in the Company’s internal control over accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective during the Affected Periods. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Forms
10-Q/A.

SVF INVESTMENT CORP. 2
Form
10-Q/A
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,638,738	$—
Prepaid expenses	1,047,306	7,430

Total current assets	2,686,044	7,430
Investments held in Trust Account	230,007,797	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$232,693,841	$134,180

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$34,905	$9,000
Accrued expenses	177,789	100,000
Due to related party	224,321	—
Note payable - related party	—	17,750

Total current liabilities	437,015	126,750
Deferred underwriting commissions	8,050,000	—

Total liabilities	8,487,015	126,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and -0- shares issued and outstanding, at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 and -0- shares issued and outstanding as of September 30, 2021 (excluding 23,000,000 shares subject to possible redemption) and December 3 1 , 2020, respectively	76	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 3 1 , 2021 and December 3 1 , 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,793,825)	(17,570)

Total shareholders’ equity (deficit)	(5,793,174)	7,430

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$232,693,841	$134,180

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (Restated)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$239,027	$689,522
General and administrative expenses - related party	30,000	70,000

Loss from operations	(269,027)	(759,522)
Other income
Income from investments held in Trust Account	3,533	7,797

Net loss	$(265,494)	$(751,725)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,000,000	17,186,813

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.03)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	6,510,000	6,128,352

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (Restated)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor in private placement, net of offering costs	760,000	76	—	—	7,589,370	—	7,589,446
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(7,613,795)	(5,024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,246,914)	(5,246,263)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance - June 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,528,331)	$(5,527,680)
Net loss	—	—	—	—	—	(265,494)	(265,494)

Balance - September 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,793,825)	$(5,793,174)

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2021,
23,000,000
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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:

Allocation of net loss	$(206,925)	$(58,569)	$(554,135)	$(197,590)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	17,186,813	6,128,352

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

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

Note 7 - Shareholders’ Equity (Deficit)
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
Note 9 – Restatement of Previously Reported Financial Information
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
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2021 that has been updated to reflect the restatement related to the calculation of earnings per share. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and nine months ended September 30, 2021:

	EPS for Class A ordinary shares subject to possible redemption
	As Previously Reported	Adjustment	As Restated
Form 10-Q (September 30, 2021) - three months ended September 30, 2021
Weighted average shares outstanding	23,760,000	(760,000)	23,000,000
Basic and diluted earnings per ordinary share	$(0.01)	$0.00	$(0.01)
Form 10-Q (September 30, 2021) - nine months ended September 30, 2021
Weighted average shares outstanding	17,754,725	(567,912)	17,186,813
Basic and diluted earnings per ordinary share	$(0.03)	$(0.00)	$(0.03)

	EPS for non-redeemable ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (September 30, 2021) - three months ended September 30, 2021
Weighted average shares outstanding	5,750,000	760,000	6,510,000
Basic and diluted earnings per ordinary share	$(0.01)	$0.00	$(0.01)
Form 10-Q (September 30, 2021) - nine months ended September 30, 2021
Weighted average shares outstanding	5,560,440	567,912	6,128,352
Basic and diluted earnings per ordinary share	$(0.03)	$(0.00)	$(0.03)

Note 10 - Subsequent Events
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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