Form 10-Q
period 2022-03-31
SVF Investment Corp. 2
filed 2022-05-17
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
16
, 2022, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 2
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	March 31,	December 31
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$1,484,418	$1,506,003
Prepaid expenses, current	714,953	715,979

Total current assets	2,199,371	2,221,982
Investments held in Trust Account	230,030,930	230,011,809
Prepaid expenses, long term	—	133,377

Total Assets	$232,230,301	$232,367,168

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ deficit
Current liabilities:
Accounts payable	$68,090	$36,500
Accrued expenses	152,471	178,596
Due to related party	386,979	170,277

Total current liabilities	607,540	385,373
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	8,657,540	8,435,373

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding, at $10.00 per share as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,427,890)	(6,068,856)

Total shareholders’ deficit	(6,427,239)	(6,068,205)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ deficit	$232,230,301	$232,367,168

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$348,155	$191,739
General and administrative expenses - related party	30,000	13,844

Loss from operations	(378,155)	(205,583)
Other income
Income from investments held in Trust Account	19,121	768

Net loss	$(359,034)	$(204,815)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	23,000,000	5,366,667

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	6,510,000	5,352,333

Basic and diluted net loss per ordinary share, non-redeemable shares	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	760,000	$76	5,750,000	$575	$—	$(6,068,856)	$(6,068,205)
Net loss	—	—	—	—	—	(359,034)	(359,034)

Balance - March 31, 202 2	760,000	$76	5,750,000	$575	$—	$(6,427,890)	$(6,427,239)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor	760,000	76	—	—	7,589,370	—	7,589,446
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(7,613,795)	(5,024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 202 1	760,000	$76	5,750,000	$575	$—	$(5,246,914)	$(5,246,263)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(359,034)	$(204,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(19,121)	(768)
General and administrative expenses paid by related party under note payable	—	45,840
Changes in operating assets and liabilities:
Prepaid expenses	134,403	(1,372,552)
Due from related party	—	(84,420)
Accounts payable	31,590	5,115
Accrued expenses	(26,125)	76,338
Due to related party	216,702	13,844

Net cash used in operating activities	(21,585)	(1,521,418)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(364,934)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	7,600,000
Offering costs paid	—	(4,617,250)

Net cash provided by financing activities	—	232,617,816

Net increase in cash	(21,585)	1,096,398

Cash - beginning of the period	1,506,003	—

Cash - end of the period	$1,484,418	$1,096,398

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$58,690
Offering costs included in accrued expenses	$70,000	$83,444
Offering costs paid by related party under note payable	$—	$272,744
Prepaid expenses paid by related party through note payable	$—	$19,600
Outstanding accounts payable balance paid by related party under note payable	$—	$9,000
Deferred underwriting commissions	$—	$8,050,000
Underwriters’ reimbursements in connection with the offering in accounts receivable	$—	$460,000
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
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from December 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end December 31.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.6 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loan proceeds from the Company’s Sponsor of $300,000 as well as advances of approximately $65,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of $7.6 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.
In connection with the Company’s assessment of going concern considerations if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or March 11, 2023, management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these condensed financial statements. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 - Basis of Presentation and Summary of Significant Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars
 and
in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 23, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and expenses at the date of the condensed financial statements.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the
actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities equals or approximates the carrying amounts represented in the accompanying condensed balance sheets.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expense, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated between the Private Placement Shares and the Public Shares based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Private Placement Shares were charged against shareholders’ deficit. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit. At issuance the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $12,638,324 of which $
7,613,795 was recorded against additional
paid-in
capital and $5,024,529 was recorded in accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accor dan
ce with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Redeemable ordinary shares	Non-redeemable ordinary shares	Redeemable ordinary shares	Non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(279,830)	$(79,204)	$(102,544)	$(102,271)

Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	5,366,667	5,352,333

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Recent Accounting Pronouncements
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
Prior to closing the Initial Public Offering, in February 2021, the Sponsor transferred 100,000 shares of our Class B ordinary shares to the Company’s independent directors. Subsequent to the IPO, in May 2021, the Sponsor transferred an additional 50,000 shares of our Class B ordinary shares to the Company’s independent director (the “Transferred Shares”), which was estimated to be fair valued at approximately $835,081 or $5.57 per Founder Share. The Transferred Shares shall vest upon the Company consummating an Initial Business Combination.
The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $10,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $130,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.
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
As of March 31, 2022 and December 31, 2021, approximately $257,000 and $170,000, respectively, is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
-
Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. As of March 31, 2022 and December 31, 2021, Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,638,324)
Plus:
Accretion of carrying value to redemption value	12,638,324

Class A ordinary shares subject to possible redemption	$230,000,000

Note 7
-
Shareholders’ deficit
Preference Shares
- The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,760,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheets (see Note 6).
Class
 B Ordinary Shares
- Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding.
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
Note 8
-
Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$230,030,930	$—	$—

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$230,011,809	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for three months ended March 31, 2022.
Note 9
-
Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Liquidity and Going Concern
As of March 31, 2022, we had approximately $1.5 million in operating bank account, and working capital of approximately $1.6 million.
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
In connection with our assessment of going concern considerations if the we are unable to complete a Business Combination with 24 months from closing of our Initial Public Offering, or March 11, 2023 we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these condensed financial statements. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
For the three months ended March 31, 2022, we had net loss of approximately $359,000, which consisted of approximately $348,000 in general and administrative expenses, including $30,000 of general and administrative expenses to related party, partly offset by approximately $19,000 in income from investments held in the Trust Account.

For the three months ended March 31, 2021, we had net loss of approximately $205,000, which consisted of approximately $206,000 general and administrative expenses, including approximately $14,000 general and administrative expenses to related party, partly offset by approximately $1,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Support Agreement
Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $10,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, $130,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.
In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to the Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
As of March 31, 2022 and December 31, 2021, approximately $257,000 and $170,000 is due to the Sponsor’s affiliates, respectively, and is included in due to related party on the accompanying condensed balance sheets.
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
Forward Purchase Agreement
We entered into a Forward Purchase Agreement with the forward purchase investor (the “Forward Purchase Investor”), which provided for the purchase of $100 million Forward Purchase Shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determine, but no later than simultaneously with the closing of the initial Business Combination. We and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ deficit, and the Forward Purchase Agreement is considered indexed to our own share under ASC Topic
815-40,
Derivatives and Hedging-Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC
815-10-15-74(a)
to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ deficit.

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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.
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
Net Loss per Ordinary Share
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
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 29, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

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

Dated: May 16, 2022	SVF INVESTMENT CORP. 2

	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer