Form 10-Q
period 2022-06-30
SVF Investment Corp. 2
filed 2022-08-10
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
(650) 562—8100
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
(as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2022, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 2
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	June 30,	December 31
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$1,216,742	$1,506,003
Prepaid expenses, current	527,275	849,356
Due from related party	14,796	—

Total current assets	1,758,813	2,355,359
Investments held in Trust Account	230,357,610	230,011,809

Total Assets	$232,116,423	$232,367,168

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$83,144	$36,500
Accrued expenses	7,230	178,596
Due to related party	431,882	170,277

Total current liabilities	522,256	385,373
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	8,572,256	8,435,373
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding, at $10.011 and $10.000 per share as of June 30, 2022 and December 31, 2021, respectively	230,257,610	230,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,714,094)	(6,068,856)

Total shareholders’ deficit	(6,713,443)	(6,068,205)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,116,423	$232,367,168

The accompanying notes are an integral part of these condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$325,274	$258,757	$673,430	$450,495
General and administrative expenses - related party	30,000	26,156	60,000	40,000

Loss from operations	(355,274)	(284,913)	(733,430)	(490,495)
Other income
Income from investments held in Trust Account	326,680	3,496	345,802	4,264

Net loss	$(28,594)	$(281,417)	$(387,628)	$(486,231)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to redemption	23,000,000	23,000,000	23,000,000	14,232,044

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to redemption	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted weighted average shares outstanding of non-redeemable shares	6,510,000	6,510,000	6,510,000	5,934,365

Basic and diluted net loss per ordinary share, non-redeemable shares	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	760,000	$76	5,750,000	$575	$—	$(6,068,856)	$(6,068,205)
Net loss	—	—	—	—	—	(359,034)	(359,034)

Balance - March 31, 2022 (unaudited)	760,000	76	5,750,000	575	—	(6,427,890)	(6,427,239)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(257,610)	(257,610)
Net loss	—	—	—	—	—	(28,594)	(28,594)

Balance - June 30, 2022 (unaudited)	760,000	$76	5,750,000	$575	$—	$(6,714,094)	$(6,713,443)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor	760,000	76	—	—	7,589,370	—	7,589,446
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(7,613,795)	(5,024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance - March 31, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,246,914)	(5,246,263)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance - June 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,528,331)	$(5,527,680)

The accompanying notes are an integral part of th
e
se unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(387,628)	$(486,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(345,802)	(4,264)
General and administrative expenses paid by related party under note payable	—	45,840
Changes in operating assets and liabilities:
Prepaid expenses	322,082	(1,218,075)
Due from related party	(14,796)	—
Accounts payable	46,644	24,004
Accrued expenses	(171,366)	101,381
Due to related party	261,605	98,267

Net cash used in operating activities	(289,261)	(1,439,078)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(364,934)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	7,600,000
Offering costs paid	—	(4,157,250)

Net cash provided by financing activities	—	233,077,816

Net change in cash	(289,261)	1,638,738
Cash - beginning of the period	1,506,003	—

Cash - end of the period	$1,216,742	$1,638,738

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$7,190
Offering costs included in accrued expenses	$—	$83,444
Offering costs paid by related party under note payable	$—	$272,744
Offering costs included in due to related party	$—	$51,500
Prepaid expenses paid by related party through note payable	$—	$19,600
Outstanding accounts payable balance paid by related party under note payable	$—	$9,000
Deferred underwriting commissions	$—	$8,050,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$257,610	$—
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
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from December 11, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end December 31.
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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 11, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company t
o pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $1.2 million.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expense, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit. At issuance the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $12,638,324 of which $7,613,795 was recorded against additional paid-in
capital and $5,024,529 was recorded in accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
Diluted net loss per share is the same as basic net loss per share for the three and six months ended June 30, 2022 and 2021.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(22,286)	$(6,308)	$(219,336)	$(62,081)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	23,000,000	6,510,000

Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(302,116)	$(85,512)	$(343,148)	$(143,083)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	14,232,044	5,934,365

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3—Initial Public Offering
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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
The Company incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $60,000 and $40,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, $160,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.
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
As of June 30, 2022 and December 31, 2021, approximately $432,000 and $170,000, respectively, is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. As of June 30, 2022 and December 31, 2021, Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,638,323)
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	12,638,323

Class A ordinary shares subject to possible redemption at December 31, 2021	230,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	257,610

Class A ordinary shares subject to possible redemption at June 30, 2022	$230,257,610

Note 7—Shareholders’ deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,760,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheets (see Note 6).
Class
 B Ordinary Shares
—Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$230,357,610	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$230,011,809	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for six months ended June 30, 2022.
Note 9—Subsequent Events
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

Liquidity and Going Concern
As of June 30, 2022, we had approximately $1.2 million in operating bank account, and working capital of approximately $1.2 million.
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
In connection with our assessment of going concern considerations if we are unable to complete a Business Combination with 24 months from closing of our Initial Public Offering, or March 11, 2023 we determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these condensed financial statements. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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
For the three months ended June 30, 2022, we had net loss of approximately $29,000, which consisted of approximately $355,000 in general and administrative expenses, including $30,000 of general and administrative expenses to related party, partly offset by approximately $327,000 in income from investments held in the Trust Account.

For the three months ended June 30, 2021, we had net loss of approximately $281,000, which consisted of approximately $285,000 in general and administrative expenses, including approximately $26,000 of general and administrative expenses to related party, partly offset by approximately $3,000 in income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had net loss of approximately $388,000, which consisted of approximately $733,000 in general and administrative expenses, including $60,000 of general and administrative expenses to related party, partly offset by approximately $346,000 in income from investments held in the Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $486,000, which consisted of approximately $490,000 in general and administrative expenses, including approximately $40,000 of general and administrative expenses to related party, partly offset by approximately $4,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Support Agreement
Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. We incurred $60,000 and $40,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, $160,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.
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
As of June 30, 2022 and December 31, 2021, approximately $432,000 and $170,000 is due to the Sponsor’s affiliates, respectively, and is included in due to related party on the accompanying condensed balance sheets.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022 we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

PART II—OTHER INFORMATION

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

Dated: August 10, 2022	SVF INVESTMENT CORP. 2

	By:	/s/ Munish Varma
	Name:	Munish Varma
	Title:	Chief Executive Officer