Form 10-Q
period 2022-09-30
SVF Investment Corp. 2
filed 2022-11-14
CIK 1837238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
562-8100
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
14
, 2022, 23,760,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 2

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 2
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$1,201,980	$1,506,003
Prepaid expenses, current	331,578	849,356
Due from related party	14,376	—

Total current assets	1,547,934	2,355,359
Investments held in Trust Account	231,397,654	230,011,809

Total Assets	$232,945,588	$232,367,168

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$45,674	$36,500
Accrued expenses	11,863	178,596
Due to related party	523,580	170,277

Total current liabilities	581,117	385,373
Deferred underwriting commissions	8,050,000	8,050,000

Total liabilities	8,631,117	8,435,373
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding, at $10.056 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	231,297,654	230,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 760,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	76	76
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(6,983,834)	(6,068,856)

Total shareholders’ deficit	(6,983,183)	(6,068,205)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,945,588	$232,367,168

The accompanying notes are an integral part of
these unaudited

condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$239,740	$239,027	$913,170	$689,522
General and administrative expenses—related party	30,000	30,000	90,000	70,000

Loss from operations	(269,740)	(269,027)	(1,003,170)	(759,522)
Other income
Income from investments held in Trust Account	1,040,043	3,533	1,385,845	7,797

Net income (loss)	$770,303	$(265,494)	$382,675	$(751,725)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to redemption	23,000,000	23,000,000	23,000,000	17,186,813

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to redemption	$0.03	$(0.01)	$0.01	$(0.03)

Basic and diluted weighted average shares outstanding of non-redeemable shares	6,510,000	6,510,000	6,510,000	6,128,352

Basic and diluted net income (loss) per ordinary share, non-redeemable shares	$0.03	$(0.01)	$0.01	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	760,000	$76	5,750,000	$575	$—	$(6,068,856)	$(6,068,205)
Net loss	—	—	—	—	—	(359,034)	(359,034)

Balance—March 31, 2022 (unaudited)	760,000	76	5,750,000	575	—	(6,427,890)	(6,427,239)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(257,610)	(257,610)
Net loss	—	—	—	—	—	(28,594)	(28,594)

Balance—June 30, 2022 (unaudited)	760,000	76	5,750,000	575	—	(6,714,094)	(6,713,443)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,040,043)	(1,040,043)
Net income	—	—	—	—	—	770,303	770,303

Balance—September 30, 2022 (unaudited)	760,000	$76	5,750,000	$575	$—	$(6,983,834)	$(6,983,183)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance— December 31, 2020	—	$—	5,750,000	$575	$24,425	$(17,570)	$7,430
Sale of private placement shares to Sponsor	760,000	76	—	—	7,589,370	—	7,589,446
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	(7,613,795)	(5,024,529)	(12,638,324)
Net loss	—	—	—	—	—	(204,815)	(204,815)

Balance—March 31, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,246,914)	(5,246,263)
Net loss	—	—	—	—	—	(281,417)	(281,417)

Balance—June 30, 2021 (unaudited)	760,000	76	5,750,000	575	—	(5,528,331)	(5,527,680)
Net loss	—	—	—	—	—	(265,494)	(265,494)

Balance—September 30, 2021 (unaudited)	760,000	$76	5,750,000	$575	$—	$(5,793,825)	$(5,793,174)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$382,675	$(751,725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(1,385,845)	(7,797)
General and administrative expenses paid by related party under note payable	—	45,840
Changes in operating assets and liabilities:
Prepaid expenses	517,779	(1,020,276)
Due from related party	(14,376)	—
Accounts payable	9,174	27,715
Accrued expenses	(166,733)	94,344
Due to related party	353,303	172,821

Net cash used in operating activities	(304,023)	(1,439,078)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(230,000,000)

Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(364,934)
Proceeds received from initial public offering, gross	—	230,000,000
Proceeds received from private placement	—	7,600,000
Offering costs paid	—	(4,157,250)

Net cash provided by financing activities	—	233,077,816

Net change in cash	(304,023)	1,638,738
Cash—beginning of the period	1,506,003	—

Cash—end of the period	$1,201,980	$1,638,738

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$1,297,654	$—
Offering costs included in accounts payable	$—	$7,190
Offering costs included in accrued expenses	$—	$83,444
Offering costs paid by related party under note payable	$—	$272,744
Offering costs included in due to related party	$—	$51,500
Reversal of offering costs included in accrued expenses in prior year	$—	$100,000
Prepaid expenses paid by related party through note payable	$—	$19,600
Outstanding accounts payable balance paid by related party under note payable	$—	$9,000
Deferred underwriting commissions	$—	$8,050,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
SVF Investment Corp. 2, formerly known as SVF Investment II Corp., (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from December 11, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end December 31.
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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).

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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $1.2 million in its operating bank account and working capital of approximately $967,000.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 2—Basis of Presentation and Summary of Significant Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of September 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expense, accounts payable, accrued expenses, and due to related party approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Non-redeemable
ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features. Diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$600,372	$169,931	$(206,925)	$(58,569)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	23,000,000	6,510,000

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$(0.01)	$(0.01)

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$298,256	$84,419	$(554,135)	$(197,590)
Denominator:
Basic and diluted weighted average ordinary share outstanding	23,000,000	6,510,000	17,186,813	6,128,352

Basic and diluted net income (loss) per ordinary share	$0.01	$0.01	$(0.03)	$(0.03)

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
3-Initial
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
4-Related
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

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest,

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $90,000 and $70,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, $190,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.
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
As of September 30, 2022 and December 31, 2021, approximately $524,000 and $170,000, respectively, is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets.
Note
5-Commitments
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
6-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares outstanding that were subject to possible redemption. As of September 30, 2022 and December 31, 2021, Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Class A ordinary shares issuance costs	(12,638,323)
Plus:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	12,638,323

Class A ordinary shares subject to possible redemption at December 31, 2021	230,000,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	257,610
Class A ordinary shares subject to possible redemption at June 30, 2022	230,257,610

Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	1,040,043

Class A ordinary shares subject to possible redemption at September 30, 2022	$231,297,654

Note
7-Shareholders’
deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,760,000 shares of Class A ordinary shares outstanding, of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheets (see Note 6).

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Ordinary Shares
-Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 3,375,000 Class B ordinary shares, and on February 3, 2021, the Sponsor surrendered 500,000 Class B ordinary shares for no consideration. The share dividend and share surrender resulted in an aggregate of 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 750,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding.
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
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$231,397,654	$—	$—
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-money market fund	$230,011,809	$—	$—

SVF INVESTMENT CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for nine months ended September 30, 2022.
Note
9-Subsequent
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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $1.2 million in operating bank account, and working capital of approximately $967,000.

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

For the three months ended September 30, 2022, we had net income of approximately $770,000, which consisted of approximately $1.0 million in income from investments held in the Trust Account, partially offset by approximately $270,000 in general and administrative expenses, including $30,000 of general and administrative expenses to related party.

For the three months ended September 30, 2021, we had net loss of approximately $265,000, which consisted of approximately $269,000 in general and administrative expenses, including approximately $30,000 of general and administrative expenses to related party, partly offset by approximately $4,000 in income from investments held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of approximately $383,000, which consisted of approximately $1.4 million in income from investments held in the Trust Account, partially offset by approximately $1.0 million in general and administrative expenses, including $90,000 of general and administrative expenses to related party.

For the nine months ended September 30, 2021, we had net loss of approximately $752,000, which consisted of approximately $760,000 in general and administrative expenses, including approximately $70,000 of general and administrative expenses to related party, partly offset by approximately $8,000 in income from investments held in the Trust Account.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the three months ended September 30, 2022 and 2021, respectively. We incurred $90,000 and $70,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, $190,000 and $100,000, respectively, is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets.

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

As of September 30, 2022 and December 31, 2021, approximately $524,000 and $170,000 is due to the Sponsor’s affiliates, respectively, and is included in due to related party on the accompanying condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022 because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II-OTHER INFORMATION

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

Dated: November 14, 2022	SVF INVESTMENT CORP. 2

	By:	/s/ Navneet Govil
	Name:	Navneet Govil
	Title:	Chief Executive Officer